Form 10QSB
period 1996-12-31
FONE AMERICA INC
filed 1997-04-10
CIK 809928

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

                 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended December 31, 1996

                                       OR

                 _ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                          OF THE EXCHANGE ACT OF 1934.

                       Commission File Number 33-3746-LA

                               FONE AMERICA, INC.
                 (Name of small business issuer in its charter)


        NEVADA                                               91-1355620
 -----------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)



                12323 SW 66TH AVENUE  PORTLAND,  OREGON    97223
                (Address of principal executive offices)  (Zip Code)

        Issuer's telephone number, including area code:  (503) 620-2400

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

As of February 18, 1997 there were 14,540,000 shares of Common
Stock ($0.01 par value) outstanding.

                                     INDEX




                                                           PAGE
PART I FINANCIAL INFORMATION


     Item 1.      Financial Statements

                  Condensed Balance Sheets as of              3
                  December 31, 1996 (Unaudited) and
                  September 30, 1996

                  Condensed Statements of Operations          4
                  (Unaudited) for the Three Months
                  Ended December 31, 1996 and 1995

                  Condensed Statements of Cash Flows          5
                  (unaudited) for the Three Months
                  Ended December 31, 1996 and 1995


                  Notes to Condensed Financial Statements     6


     Item 2.     Management's Discussion and Analysis         7
                 of Financial Conditon and
                 Results of Operations


PART II.  OTHER INFORMATION


     Item 1.  Legal Proceedings                              8
     Item 2.  Changes in Securities                          8
     Item 3.  Defaults Upon Senior Securities                8
     Item 4.  Submission of Matters to a Vote of             8
              Security Holders
     Item 5.  Other Information                              9
     Item 6.  Exhibits and Reports on Form                   9

Fone America, Inc.
Condensed Balance Sheets


                                             December 31,  September 30,
                                                   1996          1996
Assets                                       (unaudited)
  Current Assets:

    Cash and cash equivalents              $    543,899  $  1,652,717
    Accounts receivable, net                  1,298,775       678,819
    Deposits and other                          431,265       415,543
  Total currents assets                       2,273,939     2,747,079

  Plant, property and equipment, net          4,340,437     4,735,940


  Other assets                                   92,291        92,291

  Total assets                             $  6,706,667  $  7,575,310

Liabilities and shareholders' equity (deficit)
  Current liabilities:

    Notes payable                          $    605,073  $    579,863
    Accounts payable                          4,315,164     3,755,963
    Other accrued liabilities                 1,028,767     1,037,383
    Current portion of long-term obligation     501,178       791,019
  Total current liabilities                   6,450,182     6,164,229

  Long-term obligations, net of current porti 4,695,848     4,704,406
  Net deferred tax liabilities                  428,056       428,056

  Shareholders' equity (deficit):

    Common stock, $.001 par value, authorized    14,540        14,540
      shares; issued and outstanding 14,540,000
    Additional paid-in capital                1,042,742     1,042,742
    Retained  deficit                        (5,924,701)   (4,778,663)
  Total shareholders' deficit                (4,867,419)   (3,721,381)
  Total liabilities and shareholders' equit$  6,706,667  $  7,575,310




Notes to the financial statements as of September 30, 1996 substantially apply to the December 31, 1996 interim financial statements and are not repeated here in their entirety.

Fone America, Inc.
Condensed Statements of Operations
(Unaudited)

                                             Three months ended December 31,
                                                   1996          1995

Revenues                                   $  2,936,940  $  5,671,228

Cost of revenues                              2,766,506     4,753,651
Gross margin                                    170,434       917,577

Operating expenses:

  Sales, general & administrative               794,834       695,803
  Non-recurring contract termination expense    297,000

Income (loss) from continuing operations       (921,400)      221,774

Other expense:
  Interest expense                             (197,638)     (226,497)

Net loss from continuing operations          (1,119,038)       (4,723)

Net loss from discontinued operations                 -       (16,634)

Net loss                                   $ (1,119,038) $    (21,357)

Net loss per share                             ($0.0770)     ($0.0014)

Weighted average shares outstanding          14,540,000    15,040,000














Notes to the financial statements as of September 30, 1996 substantially apply to the December 31, 1996 interim financial statements and are not repeated here in their entirety.

FONE AMERICA, INC.
Condensed Statements of Cash Flows
(Unaudited)

                                              Three months ended December 31,
                                                       1996          1995
Cash flows from operating activities:

  Net loss from continuing operations           $(1,146,038)  $    (4,724)
  Net cash used for discontinued operations               -        (7,917)
  Adjustments to reconcile net loss to net cash
    (used for) provided by operating activities:
      Depreciation and amortization                 399,940       365,328
      Amortization of reorganization value                -        35,086

      Changes in assets and liabilities:
        Accounts receivable                        (619,955)     (267,845)
        Accounts payable                            559,201       133,342
        Deposits and other                          (15,938)      (64,686)
        Other accrued liabilities                    (8,617)     (101,469)
                                                   (831,407)       87,115


Cash flows from investing activities:

  Equipment purchases                                (4,220)      (79,355)


Cash flows from financing activities:

  Proceeds from notes payable - related party        60,000             -
  Repayments of notes payable                       (34,790)     (137,324)
  Repayments of long-term debt                       (8,558)      (28,441)
  Repayments of capitalized lease obligations      (289,843)     (385,392)
  Proceeds from issuance of common stock                  -        60,000
                                                   (273,191)     (491,157)

Decrease in cash and cash equivalents            (1,108,818)     (483,397)

Cash and cash equivalents at beginning of period  1,652,717     1,959,569

Cash and cash equivalents at end of              $  543,899   $ 1,476,172

Supplemental disclosure of cash flow information:
    Cash paid for interest                        $ 148,160   $   205,536

Notes to the financial statements as of September 30, 1996 substantially apply to the December 31, 1996 interim financial statements and are not repeated here in their entirety.


page 5
ITEM 1. NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

 Basis of Presentation     The accounting and reporting policies of
Fone America, Inc. conform to generally accepted accounting principles.
The condensed consolidated financial statements for the three months ended December 31, 1996 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These financial statements should be read in conjunction with the company's September 30, 1996 audited financial statements which are included in the Company's Registration Statement on Form SB-2 dated February 7, 1997. The results of operations for the three months ended December 31, 1996 are not necessary indicative of the results to be expected for the entire year ending September 30, 1997.




































page 6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

 Forward Looking Statements   Certain statements in this report are
not statements of historical fact, and are instead "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forwarding-looking terms such as "should", "anticipates", "believes", or "would", or by discussions of strategies or events that have not, by their nature, occurred yet. Management wishes to caution the reader that these forward-looking statements, such as the statements concerning the Company's efforts to raise additional equity capital, are only predictions and not statements of historical fact. These can be no assurance that the future results will be achieved, or that actual results will vary materially as a result of the risks facing the Company, including but not limited to those risks discussed in the registration statement filed by the Company an declared effective by the SEC on February 7, 1997.

 General   The Company's revenue through December 31, 1996 have
primarily been generated from the continuation of the sales of prepaid telephone calling cards (telecards) and initial revenues from the sale of prepaid cellular telephones, prepaid pagers and recharge cards for both. The largest source of telecard revenue was the DriveLine program most of which was interrupted by the end of the Sales Agency Agreement with a major sales agent. This agent caused most of the locations involved in the program to discontinue the DriveLine card in October 1996. The agent's action is the subject of legal action. See Legal Proceedings in PART II.

 The Company began a short term contract to provide wholesale telecard services to a Washington-based customer and continued to offer its own Mensajera and FoneBux products to approximately 150 locations. The Portland test marketing of the prepaid cellular products began in November and continued through early 1997. When the distribution procedures and internal processing has been tested, the Company will offer the products to retail chains and other distributors in the Northwest region.

 Results of Operations   Revenues for the quarter declined by 48%
from the similar quarter in the prior year as a result of the expiration of the Sales Agency Agreement. The unusual costs associated with the abrupt termination of the location contracts caused the cost of revenues to increase significantly as a percentage of revenue over the prior year. Sales, general, and administrative expenses increased by $99,031 over the same period in the prior fiscal year. Approximately $75,000 of this increase was attributed to new product startup expenses and the remainder in higher legal fees.
These were non-recurring fees of $297,000 associated with the removal of the vending machines in the three month period just ended. The loss of revenue and the one-time expenses were the major contributing factors for the net loss for the quarter of $1,146,038 compared to a loss of $21,357 in the similar quarter in the previous fiscal year.

 Cash declined by $1,108,818 in the three month period just ended due to the recasting of the currency in machines noted below. Similarly, accounts receivable increased by $619,956 in the quarter. Accounts payable increased by $559,201 due to the slowdown in cash collections associated with the expired Sales Agency Contract.

 Liquidity and Capital Resources   During the three months ended
December 31, 1996 the Company used net cash of $831,407 in operating activities due primarily to the net loss of $1,146,038. Investing activities required $4,220 since no additional vending machines were placed in service. Net cash used by financing activities was $273,191 with most of this being a result of the paydown in leases on vending machines. As a result of the above, the net cash used for the quarter was $1,108,818 while working capital declined by $759,093.
page 7
 Historically the first quarter is the lowest level of activity in the Company's operating cycle due to the slowdown in business travel and the onset of inclement weather. This normal downturn was made worse by the end of the DriveLine Sales Agency contract and the uncertainties related to it. While the Company historically recorded the currency in vending machines as "cash", the majority of these amounts were shown as "accounts receivable" for the 3 month period just ended. This approach was deemed prudent due to the uncertainty of the Company recovering these funds due to losses in transit as vending machines are relocated and returned.

 The Company is not now operating at a high enough level to support its overhead and staffing and management is making every effort to build the new product revenue quickly to replace the lost telecard revenue. There is no assurance that management will be successful in these efforts.

 The issuance of the Prospectus in February 1997 should result in an inflow of funds to the Company as the old interest holders convert to the New Stock at $.10 per share. The first funds were received in mid-February and the Company believes that this inflow will peak in April 1997 before the options and warrants expire. In anticipation the Company continues to renegotiate existing obligations to defer payments until it can recover.

 It is also the Company's intention to ask the shareholders to approve an increase in the number of shares of stock authorized after the conversion period is completed. This would result in the Company having additional shares which might be used to secure outside capital. There is no assurance that a market for such additional shares will exist in the future.


PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

 Reference is made to the Prospectus (Form SB-2) dated February 7,
1997 for a complete discussion of its legal proceedings. In addition the Company was involved in a series of temporary restraining orders caused by the end of the Sales Agency contract and the discontinuation of the Cash Deposit Trust Agreement. The orders expired and were released in January by the court. In February 1997, an out-of-court settlement of the legal proceeding against a debtor was reached with the debtor paying $50,000 and signing a note for all amounts due to the Company.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

 In connection with the annual shareholders meeting held February
11, 1997 a proxy was sent to all shareholders soliciting their votes for a slate of directors and for the naming of an outside auditor. The management recommendations were passed in both matters. At the meeting an additional motion making minor modifications to the By-Laws was also passed. A complete copy of the By-Laws is attached as an Exhibit and incorporated by reference.

page 8
ITEM 5.   OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 Exhibit
 3.2.3 By-laws



page 9


SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FONE AMERICA, INC.

Date: February 28, 1997



                                 James L. Forney
                                 _____________________________________________
                                 James L. Forney
                                 As Chief Financial Officer on behalf of
                                 Registrant, and as Registrant's Principal
                                 Financial & Accounting Officer






                                    BY-LAWS
                                       OF
                               FONE AMERICA, INC.
                           AS REVISED APRIL 14 , 1994


ARTICLE I. NAME, SEAL AND OFFICES, ETC.

 SECTION 1. FONE AMERICA, INC.

  The name of the corporation is Fone America, Inc.

 SECTION 2. SEAL

  The seal of the corporation shall be in such form as the Board of Directors shall from time to time prescribe.

 SECTION 3. OFFICES

  The street address of the office of the corporation is 12323 SW 66th Avenue, Portland, Oregon 97223. The corporation may have offices at such other places as the officers may determine.

 SECTION 4. BOOKS OF BY-LAWS

  These By-Laws shall be recorded in a book kept in the registered office of the corporation, to be known as the book of By-Laws, and no By-Laws, or repeal or amendment thereof, shall take effect unto so recorded. Said book may be inspected at said office by any shareholder during office hours of each day except holidays.

ARTICLE II. SHAREHOLDERS

 SECTION 1. ANNUAL MEETINGS OF SHAREHOLDERS

  The annual meeting of the shareholders for the election of directors and for such business as may be laid before such meeting shall be held in the registered office of the corporation, or at such other place within or without the state of incorporation, as the Board of Directors may from time to time appoint, on a date set by the Board of Directors. Any corporate business may be transacted at such meeting.

 SECTION 2. SPECIAL MEETINGS OF SHAREHOLDERS

  Special meetings of the Shareholders may be called at any time by the Board of Directors, and the Shareholders may meet at any convenient place, within or without the state of incorporation, designated in the call for such meeting. If more than eighteen months are allowed to elapse without the annual Shareholders' meeting being held, any Shareholder may call such meeting to be held at the registered office of the corporation. At any time, upon written request of any director, or any Shareholder or Shareholders holding in the aggregate one-fifth of the voting power of all Shareholders, it shall be the duty of Secretary to call a special meeting of Shareholders to be held at the registered office of the corporation at such time as the Secretary may fix, nor less than fifteen nor more than thirty-five days after the receipt of said request, and if the Secretary shall neglect or refuse to issue such call, the director or Shareholder or Shareholders making the request may do so.

 SECTION 3. ADJOURNED MEETINGS

  Any adjournment or adjournments of any annual meeting may be taken without a new notice being given.

 SECTION 4. NOTICE OF MEETINGS

  A written notice of the time, place and purpose, of meetings, including annual meetings, shall be given by the Secretary or other person authorized so to do, to all Shareholders entitled to vote at such meeting, at least ten days prior to the day named for the meeting. If such written notice is placed in the United States mail, postage prepaid, addressed to a Shareholder at his last known post office address, notice shall be deemed to have been given him.

 SECTION 5. WAIVER OF NOTICE

  Notice of time, place and purpose of any meeting of Shareholders may be waived by the written assent of a Shareholder entitled to notice, filed with or entered upon the records of the meeting before or after the holding thereof.

 SECTION 6. ACTION WITHOUT FORMAL MEETING

  Any action which, under any provision of the laws of the State of Nevada or the Articles or By-Laws, may be taken at a meeting of Shareholder, may be taken without a meeting if authorized by a writing signed by all of the holders of shares who would be entitled to notice of meeting for such purpose.

 SECTION 7. WAIVER OF INVALID CALL OR NOTICE

  When all the Shareholders of this corporation are present at any meeting, however called or notified, and sign a written consent thereto on the record of such meeting, the doings of such meeting are as valid as if had a meeting legally called and notified.

 SECTION 8. VOTING

  Every Shareholder shall have the right at every Shareholders' meeting to one vote for every share of stock standing in his or her name on the books of the corporation on the record date fixed as hereinafter provided, or, if no such date has been fixed, ten days prior to the time of the meeting. There shall be no cumulative voting for directors of the corporation.

The Board of Directors may fix a time not more than forty days prior to the date of any meeting of the Shareholders as the record date as of which Shareholders entitled to notice of and to vote at such meeting shall be determined.

At each meeting of the Shareholders, a full, true and complete list, in alphabetical order, of all the Shareholders entitled to vote at such meeting, and indicating the number of shares held by each, certified by the Secretary or transfer agent, shall be furnished, which list shall be open to the inspection of the Shareholders.

Shareholders may vote at all meetings, either in person or by proxy appointed by instrument in writing, subscribed by the Shareholder or by his duly authorized attorney-in-fact, executed and filed with the Secretary not less than one day before the meeting which shall be named therein. Shareholders may also be represented at all meetings by persons holding general power of attorney.

Powers of attorney or proxies may be submitted for examination at any meeting up until the time the subject matter of the power of attorney or proxy is to be voted upon. The certificate of the Secretary as to the regularity of such powers of attorney or proxies and as to the number of shares held by the persons or severally and respectively executed such powers of attorney or proxies shall be received as prima facie evidence of the number of shares held by the holder of such powers of attorney or proxies for the purpose of establishing the presence of a quorum at such meeting and for organizing the same, and for all other purposes.

 SECTION 9. QUORUM

  Except as otherwise provided in the Articles of Incorporation, at any meeting of the Shareholders, the presence, in person or by proxy, of the holders of a majority of the voting power of all Shareholders shall constitute a quorum. The Shareholders present at a duly organized meeting can continue to do business until adjournment, notwithstanding the withdrawal of enough Shareholders to leave less than a quorum. If a Shareholders' meeting cannot be organized because a quorum has not attended, those Shareholders present may adjourn the meeting to such time and place as they may determine, but in case of any meeting called for the election of directors, those who attend the second of such adjourned meetings, although less than a majority of the voting power of all Shareholders, shall, nevertheless, constitute a quorum for the purpose of electing directors.

Whenever all Shareholders entitled to vote at any meeting consent either by writing on the records of the meeting or filed with the Secretary of the corporation or by presence at such meeting, an oral consent entered on the minutes, or by taking part in the deliberations at such meeting without objection, the doings of such meeting without objection, the doings of such meeting shall be as valid as if had at a meeting regularly called and noticed and at such meeting any business may be transacted which is not excepted from the written consent or to the consideration of which no objection from want of notice is made at the time, and if any meeting be irregular for want of notice or of such consent provided a quorum was present at such meeting, the proceedings of said meeting may be ratified and approved and tendered likewise valid and the irregularity or defect therein waived by a writing signed by all the Shareholders having the right to vote at such meeting and such consent or approval of Shareholders may be by proxy or power of attorney in writing.


ARTICLE III. DIRECTORS

 SECTION 1. NUMBER AND ELECTION

  The business of the corporation shall be managed by a Board of at least three directors or of such other number as may be determined from time to time by the Board of Directors.
A director shall hold office for the term for which he was named or elected and until his successor is elected and qualified, except as hereinafter otherwise provided. Directors shall be chosen by ballot.

 SECTION 2. ANNUAL MEETINGS

  The Board of Directors may hold its first annual meeting and all subsequent annual meetings after its election by the Shareholders, without notice and at such place within or without the state of incorporation for the purpose of organization, the election of officers, and the transaction of other business. At such meetings the Board shall elect a Chairman, a President, a Secretary, and a Treasurer, and may elect or confirm one or more Vice-Presidents and such officers as may be required to conduct the business affairs of the company.

 SECTION 3. SPECIAL MEETINGS

  Special meetings of the Board of Directors may be called by the Chairman, by the President or by any two members of the Board of Directors.

 SECTION 4. NOTICE OF MEETINGS

  Notice of all directors' meetings, except as herein otherwise provided, shall be given either by mail, facsimile, or personal service or notice, oral or written, at such time or times as the person or persons calling the meeting may deem reasonable but in no event upon less than one day's notice.


Special meetings of the Board may be held at such place within or without the state incorporation, as the Board of Directors may from time to time appoint. Notice of any meeting may be waived by any director entitled to notice before or after the holding thereof by his written or oral assent and the presence of any director at any meeting, even though without any notice, shall constitute a waiver of notice. Unless otherwise indicated in the notice thereof any and all business may be transacted at any directors' meeting.

 SECTION 5. QUORUM

  At all meetings of the Board a majority of the directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the acts of a majority of the directors present at any meeting at which a quorum is present shall be the acts of the Board of Directors, except as many be otherwise specifically provided for herein or by law.

If at any meeting there is less than a quorum present, a majority of those present may adjourn the meeting from time to time without further notice to any absent director.

 SECTION 6. REMOVAL

  A director may be removed either with or without cause, by two-thirds of the vote of the Shareholders at a special meeting called for that purpose.

 SECTION 7. VACANCIES

  Any vacancy in the Board of Directors occurring during the year may be filled for the unexpired portion of the term and until a successor is elected and qualified, either,

  (a) At the next annual meeting of Shareholders or at any special meeting of Shareholders duly called for that purpose and held prior thereto, or

  (b) By a majority of the remaining members of the Board, provided there is at least one remaining member qualified to act.


 SECTION 8. POWERS

  All the corporate powers, except such as are otherwise provided for in the Articles of Incorporation, in these By-Laws and by the laws of the state of incorporation, shall be and hereby vested in and shall be exercised by the Board of Directors.

 SECTION 9. EXECUTIVE COMMITTEE

  The Board of Directors may, by resolution passed by a majority of the whole Board, designate two or more of their number to constitute an Executive Committee to serve during the pleasure of the Board, which Committee shall have and exercise the authority of the Board in the management of the business of the corporation to the extent authorized by said resolution. All actions taken by the Executive Committee shall be reported to the Board of Directors at its meeting next succeeding such action, and shall be subject to revision or alteration by the Board; providing, however, that no rights or acts of third parties shall be affected by any such revision or alteration.

A majority of the Executive Committee present at a meeting thereof shall constitute a quorum. Vacancies in the Executive Committee shall be filled by the Board of Directors. The Executive Committee shall fix its own rules of procedure including the time and place of and method or manner of calling meetings thereof.


ARTICLE IV. OFFICERS

 SECTION 1. OFFICERS

  The officers of the corporation shall be a President, Secretary and Treasurer and at the discretion of the Board of Directors, one or more Vice-Presidents and any other such officers as the Board may deem necessary, each of whom shall be elected at a meeting of and by the Board of Directors.

Any officer may resign by mailing a notice of resignation to the registered office of the corporation or such other office as may be designated by the Board of Directors. To the extent permitted by law, the resignation shall become effective at the time designated in the notice of resignation, but in no event earlier than its receipt by the Secretary or Assistant Secretary of the corporation.

In case of a vacancy of any of said offices for any reason, the Board of Directors shall at any regular or special meeting, elect a successor who shall hold for the unexpired term of his predecessor.

The office of Secretary and Treasurer may be held by the same person. The office of Vice-President may be combined in one person with any one of the following: Secretary, Treasurer, Assistant Secretary or Assistant Treasurer.

The Board of Directors may appoint such other officers and agents as may be necessary for the business of the corporation.

Any officer or agent may be removed by the Board of Directors whenever in their judgment the interest of the corporation may be served thereby; such removal, however, shall be without prejudice to the contract rights of the person so removed.

 SECTION 2. PRESIDENT

  The President shall preside at all meetings of the Shareholders and Directors. He shall see that all orders and resolutions of the Board are carried into effect, shall execute all deeds, mortgages, bonds or documents authorized by the Board of Directors, and shall sign as President all certificates of stock, all contracts, and other instruments, in writing, excepting only those which are specifically provided to be signed by others. He shall from time to time, as requested, report to the Board all of the matters within his knowledge of interest to the corporation, and shall also perform such duties as may be required by the state of incorporation, these By-Laws, and by order of the Board of Directors.

 SECTION 3. VICE-PRESIDENT

  The Vice-President or other officer as designated by the Board shall be vested with all the powers and shall perform all the duties of the President in the absence or disability of the latter, except as noted elsewhere in the By-laws.

 SECTION 4. TREASURER

  The Treasurer shall be custodian of the
corporation's moneys and securities, and shall deposit and withdraw the same in the corporation's name as directed by the Board of Directors; he shall keep a record of his accounts and report to the Board of Directors as requested.




 SECTION 5. SECRETARY

  The Secretary shall keep a record of the meetings of the Shareholders and the Board of Directors. He shall keep the books of certificates of stock, fill out and sign all certificates of stock issued, and make corresponding entries on the margin or stub of such book. He shall keep a debit and credit form, showing the number of shares issued to and transferred by the Shareholders, and the dates thereof. He shall keep the corporate seal and shall affix same to certificates of stock and other corporate instruments, and shall make such acknowledgments as may be required on behalf of the corporation. He shall perform duties as may be prescribed by the Board of Directors. The Secretary shall give or cause to be given, notice of all meetings of Shareholders and Board of Directors, and all other notices required by law of the state of incorporation, or by these By-Laws.

 SECTION 6. CHAIRMAN

  The Chairman shall chair Board of Directors' meeting in the absence of the President or shall name another director to perform such duties.

 SECTION 7. SALARY

  The salaries of all officers shall be fixed by the Board of Directors and the fact that any officer is a director shall not preclude him from receiving a salary or from voting on the resolutions providing for the same.


ARTICLE V. STOCK

 SECTION 1. CERTIFICATES OF STOCK

  Each Shareholder shall be entitled to a certificate of stock signed by the President and the Secretary, or by such other officers as are authorized by these By-Laws or by the Board of Directors. When any certificate of stock is signed by a transfer agent or registrar, the signature of any such corporate officers and the corporate seal upon such certification may be a facsimile, engraved or printed.

Certificates of stock shall be numbered in the order of issuance thereof and, except insofar as prescribed by law, shall be in such form as the Board of Directors may determine.

 SECTION 2. TRANSFER OF SHARES

  Transfer of shares of stock shall be made on the books of the corporation only by the holder in person or by written power of attorney duly executed and witnessed and upon surrender of the certificates of such shares.

 SECTION 3. TRANSFER AGENT AND REGISTRAR

  The Board of Directors may appoint either a transfer agent or registrar, or both of them.

 SECTION 4. STOCK TRANSFER BOOKS

  Stock transfer books may be closed for not exceeding forty days next preceding the meeting of Shareholders and for the payment of dividends during such periods as may be fixed from time to time by the Board of Directors. During such periods no stock shall be transferable.

 SECTION 5. LOST OR DESTROYED CERTIFICATES

  In the case of loss or destruction of a certificate of stock of this corporation, another certificate may be issued in its place upon proof of such loss or destruction and the giving of a bond of indemnity or other security satisfactory to the Secretary.

ARTICLE VI. REPEAL OR AMENDMENT OF BY-
LAWS

 SECTION 1. BY THE SHAREHOLDERS

  The power to make, amend, or repeal By-Laws shall be in the Shareholders, and By-Laws may be repealed or amended or new By-Laws may be adopted at any annual Shareholder's meeting, or at any special meeting of the Shareholders called for that purpose, by a vote representing a majority of the allotted shares, or by the written consent duly acknowledged in the same manner as conveyances of real estate required by law to be acknowledged of the holders of a majority of the allotted shares, which written consent may be in one or more instruments.

 SECTION 2. BY THE DIRECTORS

  Subject to the power of the Shareholders to make, amend or repeal By-Laws made by the Board of Directors, a majority of the whole Board of Directors at any meeting thereof shall have the power to repeal and amend these By-Laws and to adopt new By-Laws.


ARTICLE VII. INDEMNIFICATION

 SECTION 1. RIGHT TO

  Any person made a party to any civil or criminal action, suit or proceeding by reason of the fact that he, his testator or intestate, is or was a director, officer or employee of this corporation or of any corporation which he served as such at the request of this corporation, shall be indemnified by the corporation against the reasonable expenses, including, without limitation, attorneys' fees and amounts paid in satisfaction of judgment or in settlement other than amounts paid to the corporation by him, actually and necessarily incurred by imposed upon him in connection with, or resulting from the defense of such civil or criminal action, suit or proceeding, or in connection with or resulting from any appeal therein, except in relation to matters as to which it shall be adjudged in such civil or criminal action, suit or proceeding, that such officer, director or employee is liable for negligence or misconduct in the performance of his duties.


 SECTION 2. CRIMINAL CASES

  In the case of a criminal action, suit or proceeding, a conviction (whether based on a plea of guilty or nolo contendere or its equivalent, or after trial) shall not of itself be deemed an adjudication that such officer, director or employee is liable for negligence or misconduct in the performance of his duties to the corporation.

 SECTION 3. PAYMENT

  Any amount payable pursuant to this article may be determined and paid, at the option of the person to be indemnified, pursuant to procedure set forth from time to time in the By-Laws or by any of the following procedures:

  (a) Order of the court having jurisdiction of any such civil or criminal action , suit or proceeding:

  (b) Resolution adopted by a majority of a quorum of the Board of Directors of the corporation without counting in such majority or quorum any interested directors;

  (c) Resolution adopted by the holders of record of a majority of the outstanding shares of capital stock of the corporation having voting power; or

  (d) Order of any court having jurisdiction over the corporation.

 SECTION 4. OTHER RIGHTS

  Right of indemnification shall not be exclusive of any other right which such officers, directors and employees of the corporation, and the other persons above mentioned, may have or hereafter acquire, and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any By-Law, agreement, vote of shareholders, provisions of law, or otherwise, as well as their rights under this SECTION.


ARTICLE VIII. TRANSACTIONS WITH MANAGEMENT

This corporation may enter into contracts and otherwise transact business as vendor, purchaser, or otherwise, with its directors, officers and shareholders and with corporations, associations, firms and entities in which they are or may be or become interested as directors, officers, shareholders, members or otherwise, as freely as though such adverse interest did not exist, even though the vote, actions, or presence of such director, officer, or shareholder may be necessary to obligate the corporation or transactions and in the absence of fraud, no such contract or transactions shall be avoided and no such director, officer, or shareholder shall be held liable to account to the corporation, by reason of such adverse interests, or by reason of any fiduciary relationship, to the corporation arising out of such office or stock ownership, for any profit or benefit realized by him through any such contract or transaction; provided that in the case of directors and officers of the corporation (but not in the case of shareholders who are not directors or officers) the nature of the interest of such director or officer, though not necessarily the details or extent thereof, be disclosed or known to the Board of Directors of this corporation, at the meeting thereof at which such contract or transaction is authorized or confirmed. A general notice that a director or officer of the corporation is interested in any corporation, association, firm or entity shall be sufficient disclosure as to such director or officer with respect to all contracts and transactions.



FONE AMERICA, INC. CORPORATE BY-LAWS REVISION 2/97      PAGE 1
OF 13