Form 10QSB
period 1997-03-31
FONE AMERICA INC
filed 1997-08-18
CIK 809928

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

          X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the quarterly period ended March 31, 1997

                               OR

          _ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE EXCHANGE ACT OF 1934.

                Commission File Number 33-3746-LA

                       FONE AMERICA, INC.
         (Name of small business issuer in its charter)


          NEVADA                                  91-1355620
   (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)              Identification No.)

        12323 SW 66TH AVENUE  PORTLAND,  OREGON    97223
 (Address of principal executive offices)     (Zip Code)

 Issuer's telephone number, including area code:  (503) 620-2400

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No __

As of April 30, 1997 there were 14,551,000 shares of Common Stock
($0.01 par value) outstanding.






                              INDEX



                                                            Page
Part I    Financial Information

     Item 1.  Financial Statements

              Condensed Balance Sheets as of                 3
              March 31, 1997 (Unaudited) and
              September 30, 1996

              Condensed Statements of Operations             4
              (Unaudited) for the Three Months and
              Six Months Ended March 31, 1997 and
              1996

              Condensed Statements of Cash Flows             5
              (Unaudited) for the Six Months Ended
              March 31, 1997 and 1996

              Notes to Condensed Financial                   6
              Statements

     Item 2.  Management's Discussion and Analysis           7
              of Financial Condition and Results of
              Operations

Part II.  Other Information

     Item 1.  Legal Proceedings                              8
     Item 2.  Changes in Securities                          8
     Item 3.  Defaults Upon Senior Securities                8
     Item 4.  Submission of Matters to a Vote of             8
              Security Holders
     Item 5.  Other Information                              8
     Item 6.  Exhibits and Reports on Form 8-K               8














                               2


Fone America, Inc.
Condensed Balance Sheets



thousands of dollars, except  share amounts
                                                  March 31,   September 30,
                                                      1997        1996
Assets                                            (unaudited)
  Current Assets:

    Cash and cash equivalents                   $       13  $    1,653
    Accounts receivable, net                         1,239         679
    Deposits and other                                 347         416
  Total currents assets                              1,599       2,747

  Plant, property and equipment, net                 4,051       4,736

  Notes receivable                                     462          72

  Other assets                                          20          20


  Total assets                                  $    6,132  $    7,575


Liabilities and shareholders' equity (deficit)
  Current liabilities:

    Notes payable                               $      578  $      580
    Accounts payable                                 4,281       3,756
    Other accrued liabilities                        1,015       1,037
    Current portion of long-term obligation            500         791
  Total current liabilities                          6,375       6,164

  Long-term obligations, net of current portion      4,686       4,704
  Net deferred tax liabilities                         428         428

  Shareholders' equity (deficit):

    Common stock, $.001 par value, authorized           15          15
    20,000,000 shares; issued and outstanding
    145,551,000;(14,540,000 at September 30, 1996)
    Additional paid-in capital                       1,044       1,043
    Retained  deficit                               (6,415)     (4,779)
  Total shareholders' deficit                       (5,357)     (3,721)
  Total liabilities and shareholders' equity    $    6,132  $    7,575


Notes to the financial statements as of September 30, 1996 substantially apply to the March 31, 1997 interim financial statements and are not repeated here in their entirety.


                               3




Fone America, Inc.
Condensed Statements of Operations
(Unaudited)

thousands of dollars/shares, except per share amounts
                                               Three months     Six months
                                               ended March 31, ended March 31,
                                                1997     1996    1997    1996

Revenues                                    $    609  $ 4,701 $ 3,251 $10,373

Cost of revenues                                 595    3,889   3,067   8,642
Gross margin                                      14      813     184   1,730

Operating expenses:

  Sales, general & administrative                554      702   1,362   1,398
  Non-recurring contract termination expense       -        -     297       -
  New product introduction & test marketing       67        -      81       -


Income(loss)from continuing operations          (607)     111  (1,556)    332

Other income (expense):
  Interest expense                               (26)    (217)   (224)   (443)
  Gain (loss) on sale of assets                  143        -     143       -

Net loss from continuing operations             (490)    (106) (1,636)   (111)

Net income (loss) from discontinued operations     -   10,628       -  (6,006)

Net loss                                    $   (490) $10,522 $(1,636)$(6,117)

Net loss per share                          $ (0.034) $(0.006)$(0.113)$(0.008)

Weighted average shares outstanding           14,540   15,040  14,542  15,040













Notes to the financial statements as of September 30, 1996 substantially apply to the March 31, 1997 interim financial statements and are not repeated here in their entirety.


                               4


FONE AMERICA, INC.
Condensed Statements of Cash Flows
(Unaudited)

                                                        Six months ended
thousands of dollars                                       March 31,
                                                        1997       1996
Cash flows from operating activities:

  Net loss from continuing operations              $  (1,636) $    (110)
  Net cash used for discontinued operations                -         (6)
  Adjustments to reconcile net loss to net cash
    (used for) provided by operating activities:
      Depreciation and amortization                      514        745
      Amortization of reorganization value                 0         70
      Non-recurring non cash gain on sale of assets     (143)         -

      Changes in assets and liabilities:
        Notes Receivable                                 (60)         -
        Accounts receivable, net                        (560)      (640)
        Accounts payable                                 525        266
        Deposits and other                                68          6
        Other accrued liabilities                        (22)       159
Net cash (used for) provided by operating activities  (1,314)    (1,314)


Cash flows from investing activities:

  Equipment purchases                                    (16)       (77)
  Changes in other assets                                  -       (142)
Net cash used for investing activities                   (16)      (220)

Cash flows from financing activities:

  Proceeds from notes payable - related party             60          -
  Repayments of notes payable                            (61)      (137)
  Repayments of long-term debt                           (19)       (66)
  Repayments of capitalized lease obligations           (291)      (690)
  Proceeds from issuance of common stock                   1         60
Net cash used for finanacing activities                 (310)      (833)

Decrease in cash and cash equivalents                 (1,640)      (563)

Cash and cash equivalents at beginning of period       1,653      1,960

Cash and cash equivalents at end of period         $      13  $   1,396

Supplemental disclosure of cash flow information:
    Cash paid for interest                         $     158  $     413

Notes to the financial statements as of September 30, 1996 substantially apply to the March 31, 1997 interim financial statements and are not repeated here in their entirety.
                                 5



ITEM 1.   NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

      Basis of Presentation The accounting and reporting policies of Fone America, Inc. conform to generally accepted accounting principles. The condensed consolidated financial statements for the six months ended March 31, 1997 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These financial statements should be read in conjunction with the company's September 30, 1996 audited financial statements which are included in the Company's Registration Statement on Form SB-2 dated February 7, 1997. The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year ending September 30, 1997.


































                               6
ITEM  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      Forward Looking Statements Certain statements in this report are not statements of historical fact, and are instead "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forwarding-looking terms such as "should", "anticipates", "believes", or "would", or by discussions of strategies or events that have not, by their nature, occurred yet. Management wishes to caution the reader that these forward-looking statements, such as the statements concerning the Company's efforts to raise additional equity capital, are only predictions and not statements of historical fact. These can be no assurance that the future results will be achieved, or that actual results will vary materially as a result of the risks facing the Company, including but not limited to those risks discussed in the registration statement filed by the Company and declared effective by the SEC on February 7, 1997.

      General The Company's revenue through March 31, 1997 has primarily been generated from the continuation of the sales of prepaid telephone calling cards (telecards) and initial revenues from the sale of prepaid cellular telephones, prepaid pagers and recharge cards for both. The largest source of telecard revenue was the DriveLine program most of which was interrupted by the end of the Sales Agency Agreement with a major sales agent. This agent caused most of the locations involved in the program to discontinue the DriveLine card in October 1996. The agent's action is the subject of legal action. See Legal Proceedings in
PART II.

     The Company began a short term contract to provide wholesale telecard services to a Washington-based customer and continued to offer its own Mensajera and FoneBux products to approximately 150 locations. The Portland test marketing of the prepaid cellular products began in November and continued through February 1997. After testing was completed, the Company began to offer the products to retail locations and other distributors in the Northwest region.

      Results of Operations Revenues for the quarter were only 13% of the same period in the prior year marking a reduction of $4,092,280. Gross margins also showed a significant decline from $812,841 to $13,814. The declining revenue was due to the loss of the locations due to damages suffered with the end of the Sales Agency Agreement. See Legal Proceedings in Part II. As revenue fell, the company reduced staffing in Customer Service but margin suffered due to less favorable transmission rates associated with lower volumes against commitment levels.

      Sales, general, and administration expenses were pared by 21% over the same quarter in the prior fiscal year by reducing personnel, however the revenue level was not sufficient to achieve break-even. Nevertheless, the Company continued to introduce its new products in an effort to rebuild a revenue base. The net loss for the quarter just ended worsened by $394,756 from the prior year.

     Cash declined by $1,639,906 over the past six months with much of the change due to recasting the currency in the vending machines from "cash" to "Accounts Receivable" which increased by $560,145. Accounts Payable also increased due to the slow down in cash collections due to the end of the Sales Agency Agreement by $525,711.

      Liquidity and Capital Resources During the six months ended March 31, 1997 the Company used net cash of $1,313,782 in operating activities due primarily due to the net loss from continuing operations of $<1,636,366>. Investing activities required $15,780 since no additional vending machines were placed in service. Net cash used by financing activities was $310,344 with most of this being a result of the paydown in leases on vending machines. As a result of the above, the net cash used for the six months was $1,639,906 while working capital declined by $937,470 over the same period.

                               7
      The Company is not now operating at a high enough level to support its overhead and staffing and management is making every effort to build the new product revenue quickly to replace the lost telecard revenue while attempting to restructure its debt. There is no assurance that management will be successful in these efforts.

      It is also the Company's intention to ask the shareholders to approve an increase in the number of shares of stock authorized after the conversion period is completed and/or a revenue split. This would result in the Company having additional shares which might be used to secure outside capital. There is no assurance that a market for such additional shares will exist in the future.


PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      Reference is made to the Prospectus (Form SB-2) dated February 7, 1997 for a complete discussion of its legal proceedings. In addition the Company was involved in a series of temporary restraining orders caused by the end of the Sales Agency contract and the discontinuation of the Cash Deposit Trust Agreement. The orders expired and were released in January by the court. A three person arbitration panel has been formed and it is anticipated that the hearing will occur in August - September 1997 in the litigation against DAT Services. In February 1997, an out-of-court settlement of the legal proceeding against a debtor was reached with the debtor paying $50,000 and signing a note for all amounts due to the Company.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In connection with the annual shareholders meeting held February 11, 1997 a proxy was sent to all shareholders soliciting their votes for a slate of directors and for the naming of an outside auditor. The management recommendations were passed in both matters. At the meeting an additional motion making minor modifications to the By-Laws was also passed. A complete copy of the By-Laws was provided as an Exhibit to the 10-QSB of December 31, 1996 and is incorporated by reference.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

None


                               8

                           Signatures


In accordance with the requirements of the Securities Exchange
Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Fone America, Inc.

Date:     May 14, 1997


                         James L. Forney
                              /s/ James L. Forney
                         As Chief Financial Officer on behalf of
                         of Registrant, and as Registrant's Principal
                         Financial & Accounting Officer































                               9