Form 10QSB
period 1997-06-30
FONE AMERICA INC
filed 1997-08-18
CIK 809928

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

          X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the quarterly period ended June 30, 1997

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

As of July 31, 1997 there were 17,332,164 shares of Common Stock
($0.01 par value) outstanding.

                              INDEX



                                                            Page
Part I    Financial Information

     Item 1.  Financial Statements

              Condensed Balance Sheets as of                 3
              June 30, 1997 (Unaudited) and
              September 30, 1996

              Condensed Statements of Operations             4
              (Unaudited) for the Three Months and
              Nine Months Ended June 30, 1997 and
              1996

              Condensed Statements of Cash Flows             5
              (Unaudited) for the Nine Months Ended
              June 30, 1997 and 1996

              Notes to Condensed Financial                   6
              Statements

     Item 2.  Management's Discussion and Analysis           7
              of Financial Condition and Results of
              Operations

Part II.  Other Information

     Item 1.  Legal Proceedings                              8
     Item 2.  Changes in Securities                          8
     Item 3.  Defaults Upon Senior Securities                8
     Item 4.  Submission of Matters to a Vote of             8
              Security Holders
     Item 5.  Other Information                              8
     Item 6.  Exhibits and Reports on Form 8-K               8

Fone America, Inc.
Condensed Balance Sheets

Thosands of dollars, except share amounts
                                                      June 30,   September 30,
Assets                                                    1997            1996
                                                   (unaudited)
  Current Assets:

       Cash and cash equivalents                    $       -       $   1,653
       Accounts receivable, net                         1,247             679
       Deposits and other                                 263             416
  Total currents assets                                 1,510           2,747

  Plant, property and equipment, net                    3,972           4,736

  Notes receivable                                        457              72

  Other assets                                             20              20


  Total assets                                      $   5,959       $   7,575


Liabilities and shareholders' equity (deficit)
  Current liabilities:

       Checks issued in  excess of bank             $      31       $       -
       Notes payable                                      498             580
       Accounts payable                                 4,502           3,756
       Other accrued liabilities                        1,046           1,037
       Current portion of long-term obligation            500             791
  Total current liabilities                             6,577           6,164

  Long-term obligations, net of current portion         4,695           4,704
  Net deferred tax liabilities                            428             428

  Shareholders' equity (deficit):

       Common stock, $.001 par value, authorized           17              15
         shares; issued and outstanding 17,332,164 ;
         (14,540,000 at September 30, 1996)
       Additional paid-in capital                        1319           1,043
       Retained  deficit                               (7,078)         (4,779)
  Total shareholders' deficit                          (5,741)         (3,721)
  Total liabilities and shareholders' equity        $   5,959       $   7,575


Notes to the financial statements as of September 30, 1996 substantially apply to the June 30, 1997 interim financial statements and are not repeated here in their entirety.

Fone America, Inc.
Condensed Statements of Operations
(Unaudited)
                                           Three months          Nine months
                                          ended June 30,        ended June 30,
Thousands of dollars, except share data   1997       1996    1997        1996

Revenues                              $  229    $  4,702  $ 3,480    $ 15,075

Cost of revenues                         265       3,591    3,332      12,233
Gross margin                             (36)      1,111      148       2,842

Operating expenses:

Sales, general & administra              485         898    1,847       2,296
Non-recurring write-down of
   reorganization value                    -       1,850        -       1,850
Non-recurring contract
   termination                             -           -      297           -
New product introduction                 124           -      205           -


Income (loss) from continuing
  operations                            (645)     (1,636)   (2,201)    (1,304)

Other income (expense):
    Interest expense                     (18)       (206)     (242)      (650)
    Gain (loss) on sale of assets          -           -       143           -

Net loss from continuing operations     (663)     (1,842)   (2,299)    (1,954)

Net income (loss) from
 discountinued  operations            $    -    $     (4) $      -   $    (10)

Net loss                                (663)     (1,847)   (2,299)    (1,964)

Net loss per share                  ($0.0404)   ($0.1228) ($0.1516)  ($0.1306)

Weighted average shares outstanding14,540,000 15,040,000 14,540,000 15,040,000




Notes to the financial statements as of September 30, 1996 substantially apply to the June 30, 1997 interim financial statements and are not repeated here in their entirety.

FONE AMERICA, INC.
Condensed Statements of Cash Flows
(Unaudited)

thousands of dollars                               nine months ended June 30,
                                                        1997             1996
Cash flows from operating activities:

  Net loss from continuing operatio                   (2,299)          (1,954)
  Net cash used for discontinued operations                -               65
  Adjustments to reconcile net loss to net cash
    (used for) provided by operating activities:
      Depreciation and amortization                      609            1,160
      Amortization of reorganization value                 0              109
      Non-recurring write-down of reorganization value                  1,850
      Non-recurring non cash gain on sale of assets     (143)               -

      Changes in assets and liabilities:
        Notes receivable                                 (55)               -
        Accounts receivable, net                        (568)            (806)
        Accounts payable                                 745              233
        Deposits and other                               152                6
        Other accrued liabilities                          9              510
Net cash (used for) provided by operating activities  (1,550)           1,173


Cash flows from investing activities:

  Equipment purchases                                    (16)             (92)
  Changes in other assets                                  -             (172)
Net cash used for investing activities                   (16)            (264)

Cash flows from financing activities:

  Proceeds from notes payable                            134                5
  Repayments of notes payable                            (66)            (137)
  Repayments of long-term debt                           (25)            (152)
  Repayments of capitalized lease obligations           (291)          (1,109)
  Proceeds from issuance of common stock                 130               60
Net cash used for financing activities                  (118)          (1,333)

Decrease in cash and cash equivalents                 (1,684)            (424)

Cash and cash equivalents at beginning of period       1,653            1,960

Cash and cash equivalents at end of period               (31)           1,536

Supplemental disclosure of cash flow information:
    Cash paid for interest                               159              629

Notes to the financial statements as of September 30, 1996 substantially apply to the June 30, 1997 interim financial statements and are not repeated here in their entirety.

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




                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General  The Company's revenues through June
30, 1997 were generated through the sales and use of prepaid cellular telephones and prepaid telephone calling cards
("telecards".)

Most telecards are sold through vending
machines placed in convenience stores,
colleges, and other similar locations.
Certain brands of telecards are designed for sales to specific markets such as the Mensajara card for the Hispanic market.

Prepaid cellular phones are sold through retail locations, most of which are found in the states of Oregon, Hawaii, and Washington.
After purchasing a phone the consumer buys additional time for the phone as the need arises resulting in additional revenue for the Company.

Results of Operations   Revenue for the three
months ended June 30, 1997 declined
significantly (down 95%) from the similar period in the prior year due to the end of the DriveLine telecard contract in October
1996. The decline in revenue for the nine month period was 77.3% from the prior year.
This decline was anticipated and the Company has been working to develop new products such as the prepaid cellular telephone and prepaid pager to compensate for this loss of revenue.
Sales of the cellular phones were hurt when the new phones scheduled by the manufacturer to arrive in early May were repeatedly delayed into August. This resulted in retailers running out of inventory and being unable to fill customer demand for the product.

In the meantime, management retained much of the Company staff anticipating the arrival of the phones which drove up the direct cost of customer service and other expenses causing a negative margin for the three month period.

Similarly, the telecommunications expenses of the prepaid telecards was increased due to the loss of volume connected to the end of the DriveLine contract. With lower volume levels, the cost per minute of transmission was higher due to contractual volume gates.
This too contributed to the negative margins during the period, especially on international calls.

The overall result of these events was that there was an net loss of $663 thousand for the three month period compared to a loss of $1,636 thousand for the same period in the prior year. The major contributing factor to the prior year results for the period was a one-time charge of $1,850 thousand associated with the write off of Reorganization Value as reported previously.

Liquidity and Capital Resources   The Company
has experienced a severe cash shortfall due to the decline in business and the delays of having new products to sell. This has resulted in an increase in payables which created significant pressures on management to resolve the short term cash crisis.
Management has sought outside financing from a variety of sources, but has not been successful in raising external capital.

To satisfy certain critical payments,
officers have advanced funds to the Company or paid corporate obligations from personal monies. In addition, the Company sold its telecard business to a former officer in July and will continue to receive a percentage of the revenue from this business. Similarly, some of the retail cell phone accounts were sold under similar terms and conditions.
While this allows the Company to both
concentrate on new products with more profit potential and receive a continuing revenue stream into the future on the old business, there are negative cash flow consequences of these actions in the short term.

Management will continue to seek external capital while at the same time attempting to meet the daily cash needs; however, there is no assurance that management will be successful in its efforts.


                               7

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    RESIGNATION OF DIRECTOR AND OFFICER

On June 18, 1997 Mr. Howard M. Higa resigned his seat on the
Fone America, Inc. Board of Directors and his position as Chairman. Mr. Peter H. Jacobs was named Chairman of the
Board June 23, 1997. Mr. Joseph J. Joseph resigned his position as Vice President of Operations on June 30, 1997.




                               8

                           Signatures


In accordance with the requirements of the Securities Exchange
Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Fone America, Inc.

Date:     August 14, 1997


                         James L. Forney
                              /s/ James L. Forney
                         As Chief Financial Officer on behalf of
                         of Registrant, and as Registrant's Principal
                         Financial & Accounting Officer